Form 10-K/A
period 1999-12-31
NATIONSLINK FUNDING CORP COMM MORT PASS THR CERT SER 1999-2
filed 2001-04-19
CIK 1098973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-66805-04

NationsLink Funding Corp.
Commercial Mortgage Pass-Through Certificates Series, 1999-2
        (Exact name of registrant as specified in its charter)



New York                         52-2207735   52-2204756
                                 52-2207736
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of NationsLink Funding Corp. Commercial Mortgage Pass-Through Certificates Series 1999-2 established pursuant to the Pooling and Servicing Agreement among NationsLink Funding Corporation as Depositor, Bank of America, N.A. as Mortgage Loan Seller, Orix Real Estate Capital Markets, LLC. as Master Servicer and as Special Servicer, and Wells Fargo Bank Minnesota N.A., as Trustee and Remic Administrator, pursuant to which the NationsLink Funding Corp. Commercial Mortgage Pass-Through Certificates Series 1999-2 registered under the Securities Act of 1933 the ("Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

            a)   ORIX Real Estate Capital Markets, LLC, as Servicer  <F1>
            b)   ORIX Real Estate Capital Markets, LLC, as Special Servicer <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

            a)   ORIX Real Estate Capital Markets, LLC, as Servicer  <F1>
            b)   ORIX Real Estate Capital Markets, LLC, as Special Servicer <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

            a)   ORIX Real Estate Capital Markets, LLC, as Servicer  <F1>
            b)   ORIX Real Estate Capital Markets, LLC, as Special Servicer <F1>

              (99.4) Aggregate Statement of Principal and
                      Interest Distributions to Certificate Holders. <F2>

          (b) On December 28, 1999, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

          (c) Not applicable.

          (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.



                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



NationsLink Funding Corp.
Commercial Mortgage Pass-Through Certificates Series 1999-2

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Sherri Sharps, Vice president
By:  /s/  Sherri Sharps, Vice president

Dated:  April 6, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

            a)   ORIX Real Estate Capital Markets, LLC, as Servicer  <F1>
            b)   ORIX Real Estate Capital Markets, LLC, as Special Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

            a)   ORIX Real Estate Capital Markets, LLC, as Servicer  <F1>
            b)   ORIX Real Estate Capital Markets, LLC, as Special Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

            a)   ORIX Real Estate Capital Markets, LLC, as Servicer  <F1>
            b)   ORIX Real Estate Capital Markets, LLC, as Special Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.